Form 10-Q
period 2012-05-31
Sunshine State Capital Investments, Inc
filed 2012-07-13
CIK 1543668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________________ to ________________________

Commission File Number 000-54643

Sunshine State Capital Investments, Incorporated

(Exact name of registrant as specified in its charter)

                                 Florida                                                                          45-4371698

(State or other jurisdiction of incorporation of organization)        (I.R.S. Employee Identification Number)

                      1514 N. 35th Street Seattle WA.                                                      98103

(Address of principal executive offices)

(Zip Code)

(206) 422-6677

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [ X ] Yes    [   ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes      [ X ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)   Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 [ X ] Yes    [   ]No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         [   ] Yes    [   ]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding - 200,000 shares of common stock

Class of common stock – Common stock, par value $0.001

As of July 12, 2012

TABLE OF CONTENTS

ITEM

       PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  1

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations

  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.  Controls and Procedures

10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

11

Item 1A.  Risk Factors

11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.  Defaults Upon Senior Securities

12

Item 4.  Mine Safety Disclosures

12

Item 5.  Other Information

12

Item 6.  Exhibits

12

i

EXPLANATORY NOTE

Unless otherwise noted, references in this registration statement to "Sunshine State Capital Investments, Incorporated," the "Company," "we," "our" or "us" means Sunshine State Capital Investments, Incorporated.

FORWARD LOOKING STATEMENTS

There are statements in this quarterly report that are "forward-looking statements" and they can be identified by use of terminology such as "believe," "hope," "may," "might," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire quarterly report carefully, especially the risks discussed under "Risk Factors."  Although management believes that the assumptions underlying the forward looking statements included in this quarterly report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward looking statements.  The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this quarterly report will in fact transpire.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Sunshine State Capital Investments, Incorporated
(A Development Stage Company)
BALANCE SHEETS
As Of May 31, 2012 (Unaudited) And February 29, 2012 (Audited)

	May 31, 2012	February 29, 2012
ASSETS
Current Assets
Cash	$200	$200
Total Current Assets	$200	$200
TOTAL ASSETS	$200	$200

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities	-	-
Long Term Liabilities	-	-
TOTAL LIABILITIES	-	-

STOCKHOLDER’S EQUITY
Preferred Stock (1)	-	-
Common Stock (2)	$200	$200
Additional Paid In Capital	$2,000	-
Retained Earnings	($2,000)	-
TOTAL STOCKHOLDER’S EQUITY	$200	$200

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY

(1) Preferred Stock, $0.001 par value, 50,000,000 shares authorized, -0- shares issued and outstanding
(2) Common Stock, $0.001 par value, 100,000,000 shares authorized, 200,000 shares issued and outstanding

See the accompanying summary of accounting policies and notes to the financial statements.

SUNSHINE STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MAY 31, 2012 AND FOR THE PERIOD

FEBRUARY 10, 2012 (INCEPTION) THROUGH MAY 31, 2012

	Three Months Ended May 31, 2012	For The Period February 10, 2012 (Inception) Through May 31, 2012
REVENUES
Revenue	-	-
TOTAL REVENUES	-	-

EXPENSES
Expenses	$2,000	$2,000
TOTAL EXPENSES	$2,000	$2,000

NET PROFIT OR (LOSS)	($2,000)	($2,000)

NET PROFIT OR (LOSS) PER COMMON SHARE	($0.01)
NET PROFIT OR (LOSS) PER SHARE	($0.01)

PER SHARE INFORMATION
Earnings Per Share of Common Stock	($0.01)
Weighted Average Number of Shares of Common Stock Outstanding	200,000

See the accompanying summary of accounting policies and notes to the financial statements.

SUNSHINE STATE CAPITAL INVESTMENTS, INCORPORATED

(A Development Stage Company)

STATEMENT OF CASH FLOWS (Unaudited)

FOR THE FOR THE THREE MONTHS ENDED MAY 31, 2012 AND FOR THE PERIOD

FEBRUARY 10, 2012 (INCEPTION) THROUGH MAY 31, 2012

	Three Months Ended May 31, 2012	For The Period February 10, 2012 (Inception) Through May 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES
Profit or (Loss)	($2,000)	($2,000)
NET CASH FLOW FROM OPERATING ACTIVITIES	($2,000)	($2,000)

CASH FLOW FROM FINANCING ACTIVITIES
Cash Proceeds From Issuance of Common Stock to Incorporators	-	$200
Additional Paid-in Capital	$2,000	$2,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,000	$2,200

NET INCREASE (DECREASE) IN CASH	-	$200

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	$200	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$200	$200

SUPPLEMENTAL INFORMATION
Interest Paid	-	-
Taxes Paid	-	-

See the accompanying summary of accounting policies and notes to the financial statements.

Sunshine State Capital Investments, Incorporated

(A Development Stage Company)

Notes to Financial Statements

May 31, 2012

Note 1- Basis of Presentation

The accompanying financial statements of Sunshine State Capital Investments, Incorporated (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the financial position of Sunshine State Capital Investments, Incorporated for the period ended May 31, 2012.  The results of operations for interim periods are not necessarily indicative of the results of operations that could be expected for the full year.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to such rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the period ended February 29, 2012.  We believe that these financial statements contain all adjustments necessary to present fairly the position and results of operations of the Company for the respective periods.

In preparing financial statements, the Company's management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period.  We review our estimates on an on-going basis, including those related to contingencies and income taxes.  Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Note 2 - Description of Business

Sunshine State Capital Investments, Incorporated, incorporated in the State of Florida on February 10, 2012, was formed to pursue a business combination with a target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities may qualify for trading in the United States secondary market.  As of this date the company has not identified a possible business combination opportunity, has not reached terms with a possible business combination and has not issued nor entered into a letter of intent with or concerning any target business opportunity.  The Company has been in the developmental stage since inception and has no other operations to date other than issuing shares to our original shareholders and incorporators, Media Services, Incorporated and Enterprise Creations, LLC.  The Company has generated no revenue, has generated no income or cash flow and lacks committed funding: these factors raise substantial doubt about the Company's ability to continue as a going concern.

Sunshine State Capital Investments, Incorporated is a "blank check" company within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act").  We also qualify as a "shell company", further to SEC Rule 12b-2 of the Securities Act of 1933, as amended (the "Securities Act"), because we have no or nominal operations and no or nominal assets and our assets consist solely of cash and cash equivalents.

During this reporting period (March 1, 2012 – May 31, 2012) the Company and its management were involved in identifying and pursuing possible business combinations with target business opportunities.  As of this date, the company has not identified a target business opportunity and has not issued nor entered into a letter of intent concerning any target business opportunity.

Note 3 - Preparation and Basis of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The Company's fiscal year-end is February 29, 2012.

Note 4 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with original maturities from date of purchase of three months or less to be cash equivalents.  Cash and equivalents consist of cash on deposit with domestic banks and, at times, may exceed federally insured limits. As of May 31, 2102, there was $200 in the Company's checking account and no cash equivalents.

Income Taxes

The Company has adopted the provisions of ASC 740, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Net Income (Loss) Per Share

Basic net income (loss) per common share amounts is computed using the weighted average number of common shares outstanding during the year.  Diluted per common share amounts are computed using the weighted average number of common shares outstanding during the year and dilutive potential common shares.  Dilutive potential common shares consist of stock options, stock warrants and redeemable convertible stock and are calculated using the treasury stock method.  As of February 29, 2012 there were no dilutive convertible common shares outstanding.

Development Stage - Sunshine State Capital Investments, Incorporated

As a result of the Company's limited operating history and lack of current revenue stream we report our financial statements pursuant to FASB statement number 7, which focuses on development stage companies.  Users of the financial statements should be familiar with these statements and its effect on the financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The standard is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 5 - Going Concern

Sunshine State Capital Investments, Incorporated does not meet the test of "going concern;" instead the corporation was formed to pursue a business combination with target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities may qualify for trading in the United States secondary market.  As of this date the Company has not finalized a business combination and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity and, as such, the Company has been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders (incorporators).  The Company’s financial statements have been prepared on a development stage company basis.  Substantial doubt exists as to the Company’s ability to continue as a going concern.  No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 6 - Income Tax

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred no revenue, no expenses and no loses from inception.

At May 31, 2012, the Company had no net operating loss carry forward for federal income tax purposes.  Because the Company has no operations, no revenue, no expenses and no profits (losses), the Company has no State of Florida income tax liability.

The Company has no deferred tax assets or liabilities as of May 31, 2012.

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

Note 7 - Share Capital

On February 14, 2012, Sunshine State Capital Investments, Incorporated issued 100,000 shares of its Common Stock, par value $0.001, to Media Services, Incorporated, incorporator, in exchange for $100.

On February 16, 2012, Sunshine State Capital Investments, Incorporated issued 100,000 shares of Common Stock, par value $0.001, to Enterprise Creations, LLC, incorporator, in exchange for $100.

On May 31, 2012, the Company's stock register reports a total 200,000 shares of Common Stock, par value $0.001, outstanding, with 100,000 shares held and owned by Media Services, Incorporated, incorporator and 100,000 shares held and owned by Enterprise Creations, LLC, incorporator.

Note 8 - Related Party Transactions

On February 14, 2012, Sunshine State Capital Investments, Incorporated issued 100,000 shares of its Common Stock, par value $0.001, to Media Services, Incorporated, incorporator, in exchange for $100.

On February 16, 2012, Sunshine State Capital Investments, Incorporated issued 100,000 shares of Common Stock, par value $0.001, to Enterprise Creations, LLC, incorporator, in exchange for $100.

On March 8, 2012 the Company was notified that the two incorporators, Media Services, Inc. and Enterprise Creations, LLC wished to voluntarily make an unrestricted gift of two-thousand and 00/100 ($2,000) USD (the 'transaction') associated with the PCAOB audit of the Company's financial records, in preparation for the Company's Form 10-Q filing, to the Company without any expectation of compensation or other consideration.  Media Services, Inc. is a Washington corporation and active with the State of Washington.  Ms. Sallye W. Soltner, CEO and Director of the Company is the President of Media Services, Inc.; Enterprise Creations, LLC is a Utah LLC and active with the State of Utah.  Mr. William D. Kyle, CFO of the Company is the sole Managing Member of Enterprise Creations, LLC.  On March 8, 2012, the CFO accepted and recorded this unrestricted gift on the Company's accounting records pursuant to and in accordance with GAAP.

Note 9 - Preferred Stock

The Company's Articles of Incorporation authorize 50,000,000 shares of Preferred Stock, par value $0.001.  The Company's Preferred Stock has not been registered with the SEC.

The Company has not issued any shares of Preferred Stock.

Note 10 - Subsequent Events

There were no subsequent events through July 12, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

a.  Full fiscal years

Sunshine State Capital Investments, Incorporated was organized as a vehicle to investigate and, if such investigation warrants, combine with a target business opportunity seeking the perceived advantages of being a publicly held corporation.  We have been and remain in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholder.  The Company has no operations, no revenues, no employees, no operating expenses and does not currently engage in any business activity that provides funds or cash flow.  The Company does not meet the test of "going concern" and the Company's independent auditor has expressed substantial doubt about the Company's ability to continue as a going concern due to our lack of committed funding and lack of revenue.

The Company's fiscal year ends February 29.  For the most recently audited period, February 10, 2012 (inception) and ending February 29, 2012 the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

For the fiscal quarter of this filing (March 1, 2012 – May 31, 2012), the Company had:

(a) Generated no revenues or earnings from operations,

(b) Possessed no significant assets or financial resources, and

(c) Had only $200 cash on hand.

b. Liquidity and Capital Resources

As of May 31, 2012, the Company had a total of $200.00 in assets and no liabilities.  Since inception (February 10, 2012) the Company has only received $200 in capital from its two (2) stockholders/incorporators and has received no other funding or capital resources.  The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  To date, we have had no discussions with our stockholders, incorporators or other investors regarding funding and we have no funding commitment or written agreement for future expenses has been obtained.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations and may have to cease operations.

During the next 12 months the Company anticipates incurring an estimated $5,000 for accounting related expenses, costs of filing Exchange Act reports and costs related to consummating a business combination.  The Company's present 'burn rate' is approximately $5,000 annually for anticipated accounting related expenses, filing of Exchange Act reports and costs related to a business combination; therefore, the Company will be out of money next quarter without additional funding.  The Company does not currently engage in any business activities that provide funds or cash flow.  As of May 31, 2012, the cash balance in the Company's treasury (bank account) was $200 USD.  The Company plans to pay the anticipated costs related to accounting, investigating and analyzing business combinations and filing of Exchange Act reports during the next 12 months with money in our treasury and additional amounts, if necessary, as may be loaned to or invested in the Company by our stockholders, management or other investors.  The Company presently has no need to and has no plans to seek additional funds; the Company has had no discussions with stockholders, management or other investors regarding funding and no funding commitment for future expenses has been obtained.  If in the future the Company needs funds to pay expenses, the Company will consider these and other yet to be identified options for raising funds and/or paying expenses.  If we are not able to obtain additional funding, the amount of cash in our treasury will run out in or about July 2012.  In the event that the money in our treasury ran out and we failed to obtain additional funding, we might have to cease operations.

To meet its future financial needs, the Company will aggressively seek to obtain capital either through loans, notes payable, through the issuance of shares of its common or preferred stock or other yet to be identified options.  We have had no discussions with internal or external sources of liquidity or capital including stockholders, management or other investors regarding funding and no funding commitment has been obtained.  The Company has not negotiated the terms of any capital raising activity; at the present time, the terms, conditions, amounts, price, and other details relating to potential sources of capital cannot be determined.  Future capital raising activity will be substantially limited given current market conditions and will in all likelihood be restricted to existing stockholders, management or other individuals or entities.

Regardless of any terms agreed upon between the Company and any investor, the need for future capital in order for the Company to continue its plan of operations is inevitable.  Current economic conditions will impact the Company's ability to raise capital.  Business and consumer concerns over the economy, geopolitical issues, the availability and cost of credit, the U.S. financial markets and the national debt have contributed to the volatility in the financial and economic environments.  These factors, combined with declining and failing businesses, reduced consumer confidence and increased unemployment, have caused a global economic slow-down.  Changes in national as well as global economic conditions, including changes in financial and equity markets, interest rates, and investors' perception of the economy may impede the Company's access to, or increase the cost of financing activities.

The Company will be in competition for capital with other entities that have identifiable assets, liquidity and revenue producing operations.  Our financial position, having no significant assets, financial resources and no revenues, raises substantial doubt about our ability to raise capital and continue as a going concern. The lack of a market for our common equity securities precludes us from raising capital in the equity markets until shares of our common stock are registered pursuant to or exempt from registration under the Securities Act; and, any other applicable federal or state securities laws or regulations may also preclude us from successfully raising capital and improving our financial position.  Target firms that might consider a merger or acquisition with us, to gain the advantages and perceived benefits of becoming a public corporation, may decide to forgo such a business combination with us because of our lack of operations and access to affordable capital.  Our financial position and current economic volatility may prevent us from identifying and pursuing a business combination with a target company seeking these benefits and funding sources, such as our shareholders, management or others, may decide to defer loans or investments to the Company.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern; however, the Company has not engaged in any operations that have produced revenue and, as a result, the possibility exists that the Company will not be able to continue as a going concern.  Nevertheless, management believes that sufficient funding is available to meet the Company's needs during the next twelve months.  The financial statements included in this interim report do not include any adjustments that might result from an unfavorable outcome of this uncertainty.

The Company has no material commitments for capital expenditures as of May 31, 2012, the latest fiscal period. The Company has no requirement for funds to fulfill such commitments.

There are no known material trends, favorable or unfavorable, in the Company's capital resources.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Deb Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	-	-	-	-	-

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Sunshine State Capital Investments, Incorporated is a smaller reporting company and is not required to provide information required by this item.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives.  Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer (one individual), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer (one individual), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

There were no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) in Rules 13a-15 and 15d-15 under the Exchange Act) during our most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings or events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company since its inception (February 10, 2012).

Item 1A.  Risk Factors

There have been no material changes to market risk factors described in the Company's Form 10-12(g) filings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 14, 2012, the Company issued 100,000 shares of its Common Stock, par value $0.001, at par value, to Media Services, Incorporated, incorporator, in exchange for $100 US Dollars.  No underwriter participated in the sale of these securities.  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On February 16, 2012, the Company issued 100,000 shares of its Common Stock, par value $0.001, at par value, to Enterprise Creations, LLC, incorporator, in exchange for $100 US Dollars.  No underwriter participated in the sale of these securities.  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services rendered.  Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.  No services were performed by a purchaser as consideration for the shares issued.

All purchasers represented in writing that they acquired the securities for their own accounts.  A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act of 1933, as Amended, and cannot be sold or otherwise transferred without an effective registration or an exemption there from, and may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

There have been no unregistered sales of equity securities during the three month period (March 1, 2012 – May 31, 2012) of this report.

Item 3.  Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4.  Mine Safety Disclosures.

This Item 4 is not applicable to the Company.

Item 5.  Other Information

There have been no changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during the three month period (March 1, 2012 – May 31, 2012) of this report.

Item 6.  Exhibits

Exhibit Number

Description

3(i)

Articles of Incorporation; incorporated herein by reference to the Company’s most recent Amended Form 10-12(g) filing.

3(ii)

Bylaws; herein incorporated herein by reference to the Company’s most recent Amended Form 10-12(g) filing

31(ii)

Rule 13a-14/15d-14 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sunshine State Capital Investments, Inc.

(Registrant)

July 12, 2012

s/s Sallye W. Soltner

        Date

Sallye W. Soltner, CEO

July 12, 2012

s/s William D. Kyle

        Date

William D. Kyle, CFO

Exhibit 31(ii)

13