Form 10-Q/A
period 2012-05-31
Sunshine State Capital Investments, Inc
filed 2012-07-17
CIK 1543668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment 1

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________________ to ________________________

Commission File Number 000-54643

Sunshine State Capital Investments, Incorporated

(Exact name of registrant as specified in its charter)

                                Florida                                                                             45-4371698

(State or other jurisdiction of incorporation of organization)        (I.R.S. Employee Identification Number)

                 1514 North 35th  Street, Seattle, WA.                                                    98103

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

Note 10 - Subsequent Events

There were no subsequent events through July 16, 2012.

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

July 16, 2012

s/s Sallye W. Soltner

        Date

Sallye W. Soltner, CEO

July 16, 2012

s/s William D. Kyle

        Date

William D. Kyle, CFO

Exhibit 31(ii)

13