Form 10-Q/A
period 2012-05-31
Sunshine State Capital Investments, Inc
filed 2012-07-19
CIK 1543668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 2

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

As of July 19, 2012

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

Note 10 - Subsequent Events

There were no subsequent events through July 19, 2012.

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

July 19, 2012

s/s Sallye W. Soltner

        Date

Sallye W. Soltner, CEO

July 19, 2012

s/s William D. Kyle

        Date

William D. Kyle, CFO

Exhibit 31(ii)

13